Form 10-Q
period 2026-03-31
Burtech Acquisition Corp II
filed 2026-06-22
CIK 2098707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43311

Burtech Acquisition Corp II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Arbor Lane Coral Gables, FL	33156
(Address of principal executive offices)	(Zip Code)

(202) 790-8050

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	BRKHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BRKH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share	BRKHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 22, 2026, there were 8,332,000 Class A ordinary shares, $0.0001 par value and 3,428,571 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BURTECH ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BURTECH ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(UNAUDITED)
ASSETS
Current Assets
Prepaid expense	$3,378	$3,873
Total Current Assets	3,378	3,873

Deferred offering costs	116,463	61,717
TOTAL ASSETS	$119,841	$65,590

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued expenses	$13,913	$31,650
Accrued offering costs	32,998	26,700
Promissory note – related party	118,198	37,420
Total Current Liabilities	165,109	95,770
Total Liabilities	165,109	95,770

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,942,857 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)(2)	394	394
Additional paid-in capital	24,606	24,606
Accumulated deficit	(70,268)	(55,180)
Total Shareholder’s Deficit	(45,268)	(30,180)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$119,841	$65,590

(1)	Includes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). Subsequently, on June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 5).
(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$15,088
Loss from operations	(15,088)

Net loss	$(15,088)

Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	3,428,571

Basic and diluted net loss per Class B ordinary share	$(0.00)

(1)	Excludes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). Subsequently, on June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 5).
(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	3,942,857	$394	$24,606	$(55,180)	$(30,180)

Net loss	—	—	—	—	—	(15,088)	(15,088)

Balance – March 31, 2026	—	$—	3,942,857	$394	$24,606	$(70,268)	$(45,268)

(1)	Includes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). Subsequently, on June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 5).
(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(15,088)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid through promissory note – related party	31,700
Changes in operating assets and liabilities:
Prepaid expense	1,125
Accrued expenses	(17,737)
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$6,298
Deferred offering costs paid through promissory note – related party	$44,575
Deferred offering costs applied against prepaid expenses	$3,873
Prepaid expenses contributed by Sponsor through promissory note – related party	$4,503

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Burtech Acquisition Corp II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 20, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from August 20, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest and/or dividend income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2026. On May 26, 2026, the Company consummated the initial public offering of 8,000,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) generating gross proceeds of $80,000,000 (the “Initial Public Offering”). Each Unit consists of one public Class A ordinary share and one public warrant (the “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 252,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, in a separate private placement (the “Private Placement” and the Class A ordinary share and the warrant included in the Private Placement Units, the “Private Placement Securities”) to Burtech Sponsor II LLC (the “Sponsor”) and third-party investors, generating gross proceeds of $2,520,000. Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units. Each Private Placement Unit consists of one private Class A ordinary share (the “Private Placement Share”), and one private placement warrant (the “Private Placement Warrant”).

Transaction costs amounted to $1,386,506, consisting of $800,000 cash underwriting fees and $586,506 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Following the closing of the Initial Public Offering on May 26, 2026, an amount of $80,400,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and Private Placement Securities, are held in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives approval by way of an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

Pursuant to the letter agreement, the initial shareholders, directors and officers will agree to waive: (1) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Articles (A) to modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Window (as defined below) or (B) with respect to any other material provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Combination Window).

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering, or up to 21 months from the closing of this offering, after two three month extensions, upon the deposit by the Sponsor into the Trust Account of $0.10 per public Class A ordinary share issued and outstanding, for each three month extension, (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be less taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

As of March 31, 2026, the Company had no cash and a working capital deficit of $161,731. The Company has since completed its Initial Public Offering and the sale of the Private Placement Securities on May 26, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date that the unaudited condensed financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared and presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2026. The interim results for the three months ended March 31, 2026 is not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for warrants.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. On May 26, 2026, upon the completion of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ equity as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 (unaudited) and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering. As of March 31, 2026, there is no over-allotment option liability recognized in the Company’s condensed balance sheets. On May 26, 2026, the Company recognized a total of $63,000 of over-allotment option liability. On June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result, the Company closed the $63,000 over-allotment option liability against accumulated deficit.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480 and FASB ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to FASB ASC Topic 480, meet the definition of a liability pursuant to FASB ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The warrants are not precluded from equity classification and will be accounted for as such on the date of issuance and each balance sheet date thereafter.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares issued and outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 514,286 Class B ordinary shares that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriter (see Note 7). As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. On June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 5). As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 26, 2026, the Company sold 8,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $80,000,000. Each Unit consists of one Class A ordinary share and one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and third-party investors purchased an aggregate of 252,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, in a separate private placement, generating gross proceeds of $2,520,000. Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share, and one Private Placement Warrant. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — RELATED PARTIES

Founder Shares

On August 22, 2025, the Sponsor received 12,321,429 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor. On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares (up to 514,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised). All share and per share data have been retrospectively presented. On June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

The Company entered into an agreement, commencing on May 21, 2026, the date that the Company’s securities were first listed with Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. As of March 31, 2026 (unaudited) and December 31, 2025, no amount has been accrued for these services in the Company’s condensed balance sheets as the agreement was not yet executed.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units of the post-business combination entity at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 (unaudited) and December 31, 2025, there were no Working Capital Loans outstanding.

Promissory Note — Related Party

On August 22, 2025, the Sponsor agreed to loan the Company up to $500,000. The loan is non-interest bearing, unsecured and is due at the earlier of July 31, 2026, as amended, or the closing of the Initial Public Offering. As of March 31, 2026 (unaudited) and December 31, 2025, the Company had borrowed $118,198 and $37,420, respectively, under the promissory note. As of May 26, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $158,202, which remained outstanding and due on demand. Borrowings under the promissory note are no longer available.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) the Class A ordinary shares included in the Private Placement Units, Private Placement Warrants included in the Private Placement Units, and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants; and (iii) any Private Placement Units that may be issued upon conversion of Working Capital Loans and their permitted transferees will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 26, 2026, the over-allotment option remained open. On June 5, 2026, the underwriters informed the Company of its forfeiture of the over-allotment option to purchase the additional 1,200,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.10 per Unit, or $800,000, which was paid at the closing of the Initial Public Offering.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Representative Shares

The Company issued 80,000 Class A ordinary shares (“Representative Shares”) to the underwriter or its designee, for nominal consideration. With regard to the Representative Shares, the underwriters have agreed (i) not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete its initial Business Combination within the Combination Window. After evaluating the authoritative guidance noted above, the Representative Shares were issued to the Underwriter in exchange for the service of underwriting the Company’s Initial Public Offering. It is determined the transaction shall be recorded in accordance with FASB ASC Topic 718. Further, the issuance of the Representative Shares to the Underwriter should be accounted for as an offering cost in accordance with FASB ASC 340-10-S99. Accordingly, the offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants and redeemable Public Shares were deferred and charged to permanent shareholders’ equity at the Initial Public Offering. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 80,000 Representative Shares was $777,536 or $9.72 per share. The Company established the initial fair value of the Representative Shares using a calculation prepared by a third-party valuation team which takes into consideration the following market assumptions; (i) volatility of 8.8%, (ii) risk free rate of 4.05%, and (ii) probability of de-SPAC and market adjustment of 12.8%.

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Initial Public Offering. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, registered persons or affiliates or as otherwise permitted under FINRA Rule 5110(e)(2).

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 (unaudited) and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 (unaudited) and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 (unaudited) and December 31, 2025, there were 3,942,857 Class B ordinary shares issued and outstanding, up to 514,286 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In connection with the initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination.

NOTE 8 — WARRANTS

As of March 31, 2026 (unaudited) and December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months after this registration statement is declared effective by the SEC. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to issue any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price, as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial shareholders prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 60% of the higher of the Market Value and the Newly Issued Price and the $18.20 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants included in the Private Placement Units are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 180 days after the completion of a Business Combination, subject to certain limited exceptions.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has only one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Deferred offering costs	$116,463	$61,717

For the Three Months Ended March 31, 2026
General and administrative costs	$15,088

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through June 22, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares (up to 514,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised). All share and per share data have been retrospectively presented.

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2026. On May 26, 2026, the Company consummated the Initial Public Offering of 8,000,000 Units at $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 252,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, in a separate private placement to the Sponsor and third-party investors, generating gross proceeds of $2,520,000. Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units.

The Company entered into an agreement, commencing on May 21, 2026, the date that the Company’s securities were first listed with Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services.

The Company issued 80,000 Representative Shares to the representative of the underwriters upon the consummation of the Initial Public Offering.

As of May 26, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $158,202, which remained outstanding and due on demand. Borrowings under the promissory note are no longer available.

On June 5, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 1,200,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 514,286 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Burtech Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Burtech Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 20, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur and continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $15,088, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on May 26, 2026, we consummated the Initial Public Offering of 8,000,000 Units at $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 252,000 Private Placement Units at a purchase price of $10.00 to the Sponsor and third-party investors, generating gross proceeds of $2,520,000. Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units.

Following the closing of the Initial Public Offering and the sale of the Private Placement Units, a total of $80,400,000 (or $10.05 per Unit) was placed in the Trust Account. We incurred total transaction costs of $1,386,506, consisting of $800,000 cash underwriting fees and $586,506 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $0. Net loss of $15,088 was affected by the general and administrative costs paid through promissory note – related party of $31,700 and changes in operating assets and liabilities of $16,612.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The private units would be identical to the Private Placement Units.

We completed our Initial Public Offering on May 26, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to us for general capital purposes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

General and Administrative Services

The Company entered into an agreement, commencing on May 21, 2026, the date that the Company’s securities were first listed with Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 26, 2026, the full over-allotment option remained open. On June 5, 2026, the underwriters informed the Company its forfeiture of the over-allotment option to purchase the additional 1,200,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.10 per Unit, or $800,000, which was paid at the closing of the Initial Public Offering.

The Company issued 80,000 Representative Shares to the representative of the underwriters upon the consummation of the Initial Public Offering.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2026, we consummated the Initial Public Offering of 8,000,000 units at $10.00 per unit, generating gross proceeds of $80,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act in a registration statement on Form S-1.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 252,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, in a separate private placement (the “Private Placement” and the Class A ordinary share and the warrant included in the Private Placement Units, the “Private Placement Securities”) to Burtech Sponsor II LLC (the “Sponsor”) and third-party investors, generating gross proceeds of $2,520,000. Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and 80,000 Class A Ordinary Shares to the Underwriters as compensation.

The Private Placement Warrants are identical to the warrants underlying the units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $80,400,000 was placed in the Trust Account.

We paid a total of $1,386,506, consisting of $800,000 cash underwriting fees and $586,506 of other offering costs.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURTECH ACQUISITION CORP II

Date: June 22, 2026	By:	/s/ Shahal M. Khan
	Name:	Shahal M. Khan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2026	By:	/s/ Roman V. Livson
	Name:	Roman V. Livson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)