Form 10-Q
period 2026-06-30
Burtech Acquisition Corp II
filed 2026-08-14
CIK 2098707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 8,332,000 Class A ordinary shares, $0.0001 par value and 3,428,571 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BURTECH ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BURTECH ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(UNAUDITED)
ASSETS
Current Assets
Cash	$662,441	$—
Prepaid expense	177,059	3,873
Total Current Assets	839,500	3,873
Long-term prepaid insurance	15,558	—
Cash and marketable securities held in Trust Account	80,673,358	—
Deferred offering costs	—	61,717
TOTAL ASSETS	$81,528,416	$65,590

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$68,559	$31,650
Accrued offering costs	108,333	26,700
Promissory note – related party	158,202	37,420
Total Current Liabilities	335,094	95,770
Total Liabilities	335,094	95,770

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,000,000 shares at a redemption value of $10.08 per share as of June 30, 2026 and no shares outstanding as of December 31, 2025	80,673,358	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 332,000 shares and no shares issued and outstanding (except for 8,000,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	33	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,428,571 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)(2)	343	394
Additional paid-in capital	421,760	24,606
Retained Earnings (accumulated deficit)	97,828	(55,180)
Total Shareholders’ Equity (Deficit)	519,964	(30,180)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$81,528,416	$65,590

(1)	Includes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On June 5, 2026, the full over-allotment option expired unexercised.
(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$168,262	$183,350
Loss from operations	(168,262)	(183,350)

Other income:
Change in fair value of over-allotment option liability	63,000	63,000
Interest earned on marketable securities held in Trust Account	273,358	273,358
Total other income	336,358	336,358

Net income	$168,096	$153,008

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	3,204,615	1,611,160
Basic and diluted net income per share, Class A Ordinary Shares	$0.03	$0.03
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	3,428,571	3,428,571
Basic and diluted net income per share, Class B Ordinary Shares	$0.03	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit)	(Deficit)
Balance — January 1, 2026	—	$—	3,942,857	$394	$24,606	$(55,180)	$(30,180)

Net loss	—	—	—	—	—	(15,088)	(15,088)

Balance – March 31, 2026 (unaudited)	—	—	3,942,857	394	24,606	(70,268)	(45,268)

Accretion for Class A ordinary shares to redemption amount	—		—	—	(5,043,877)	—	(5,043,877)

Sale of 252,000 Private Placement Units	252,000	25	—	—	2,519,975	—	2,520,000

Fair value of Public Warrants at issuance	—	—	—	—	2,246,400	—	2,246,400

Fair value of representative shares deferred until IPO	80,000	8	—	—	777,528	—	777,536

Allocated value of transaction costs to Class A shares	—	—	—	—	(102,923)	—	(102,923)

Forfeiture of Founder Shares	—	—	(514,286)	(51)	51	—	—

Net income	—	—	—	—	—	168,096	168,096

Balance – June 30, 2026 (unaudited)	332,000	$33	3,428,571	$343	$421,760	$97,828	$519,964

(1)	As of January 1, 2026, includes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On June 5, 2026, the full over-allotment option expired unexercised.
(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$153,008
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative costs paid through promissory note – related party	52,539
Change in fair value of over-allotment liability	(63,000)
Interest earned on marketable securities held in Trust Account	(273,358)
Changes in operating assets and liabilities:
Prepaid expense	(174,432)
Long-term prepaid insurance	(15,558)
Accrued expenses	36,909
Net cash used in operating activities	(283,892)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(80,400,000)
Net cash used in investing activities	(80,400,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	79,200,000
Proceeds from sale of Private Placement Units	2,520,000
Payment of offering costs	(373,667)
Net cash provided by financing activities	81,346,333

Net Change in Cash	662,441
Cash – Beginning of period	—
Cash – End of period	$662,441

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$85,273
Deferred offering costs paid through promissory note – related party	$65,615
Prepaid services paid by Sponsor through the promissory note – related party	$2,627
Forfeiture of Founder Shares	$51
Deferred offering costs applied against prepayment	$3,873

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from August 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues prior to the completion of the Business Combination and generates non-operating income in the form of interest and/or dividend income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 252,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, in a separate private placement (the “Private Placement” and the Class A ordinary share and the warrant included in the Private Placement Units, the “Private Placement Securities”) to Burtech Sponsor II LLC (the “Sponsor”) and third-party investors, generating gross proceeds of $2,520,000. Each Private Placement Unit consists of one private Class A ordinary share (“Private Placement Share”), and one private placement warrant (“Private Placement Warrant”). Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units.

Transaction costs amounted to $2,164,042, consisting of $800,000 cash underwriting fees, $777,536 fair value of representative shares, and $586,506 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Following the closing of the Initial Public Offering, on May 26, 2026, an amount of $80,400,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and Private Placement Securities, was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Pursuant to the letter agreement, the initial shareholders, directors and officers will agree to waive (1) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Articles (A) to modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Completion Window (as defined below) or (B) with respect to any other material provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Completion Window).

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering, or by August 26, 2027, or up to 21 months from the closing of this offering, after two three month extensions, upon the deposit by the Sponsor into the Trust Account of $0.10 per public Class A ordinary share issued and outstanding, for each three month extension (the “ Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be less taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity, Capital Resources and Going Concern

At June 30, 2026, the Company had $662,441 cash and a working capital of $504,406.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The private units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from issuance of these unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared and presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $662,441 in cash and no cash equivalents as of June 30, 2026. As of December 31, 2025, the Company did not have any cash and no cash equivalents.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $80,673,358, were held in money market funds which are invested primarily in U.S. Treasury Securities. The money market funds held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of money market funds held in the Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholder’s equity (deficit) as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 (unaudited) and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for warrants (see Note 9).

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 815-40 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The warrants are not precluded from equity classification and will be accounted for as such on the date of issuance and each balance sheet date thereafter.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) retained earnings and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity (deficit) section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$80,000,000
Less:
Proceeds allocated to Public Warrants	(2,246,400)
Proceeds allocated to over-allotment option liability	(63,000)
Allocated issuance costs	(2,061,119)
Plus:
Accretion of carrying value to redemption value	5,043,877
Class A ordinary shares subject to possible redemption, June 30, 2026	$80,673,358

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$81,210	$86,886	$48,915	$104,093
Denominator:
Basic and diluted weighted average shares outstanding	3,204,615	3,428,571	1,611,160	3,428,571
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on May 26, 2026, the Company sold 8,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and third-party investors purchased an aggregate of 252,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, in a separate private placement, generating gross proceeds of $2,520,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Warrant. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 5 — RELATED PARTIES

Founder Shares

On August 22, 2025, the Sponsor received 12,321,429 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor. On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, whereby the Sponsor now holds 3,942,857 Class B ordinary shares (up to 514,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised). All share and per-share data have been retrospectively presented. On June 5, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 514,286 Founder Shares were forfeited.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

The Company entered into an agreement, commencing on May 21, 2026, the date that the Company’s securities were first listed with Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. As of June 30, 2026 (unaudited) and December 31, 2025, $19,839 and no amount have been accrued for these services in the Company’s condensed balance sheets, respectively.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units of the post-business combination entity at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 (unaudited) and December 31, 2025, there were no Working Capital Loans outstanding.

Promissory Note — Related Party

On August 22, 2025, the Sponsor agreed to loan the Company up to $500,000. The loan is non-interest bearing, unsecured and is due at the earlier of July 31, 2026, as amended, or the closing of the Initial Public Offering. As of May 26, 2026, the Company had borrowed $158,202 under such promissory note, which is still outstanding at June 30, 2026 and due on demand. Borrowings under the promissory note are no longer available.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) the Class A ordinary shares included in the Private Placement Units, Private Placement Warrants included in the Private Placement Units, and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants; and (iii) any Private Placement Units that may be issued upon conversion of Working Capital Loans and their permitted transferees will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 26, 2026 the over-allotment option remained open. On June 5, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 1,200,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.10 per Unit, or $800,000, which was paid at the closing of the Initial Public Offering.

The Company issued 80,000 Representative Shares to the representative of the underwriters upon the consummation of the Initial Public Offering.

Representative Shares

The Company issued 80,000 Class A ordinary shares (“Representative Shares”) to the underwriters or their designee, for nominal consideration. With regard to the Representative Shares, the underwriters have agreed (i) not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete its initial Business Combination within the Completion Window. After evaluating the authoritative guidance noted above, the Representative Shares were issued to the Underwriters in exchange for the service of underwriting the Company’s Initial Public Offering. It is determined the transaction shall be recorded in accordance with ASC 718, “Compensation – Stock Compensation – Overall” (“ASC 718”). Further, the issuance of the Representative Shares to the Underwriters should be accounted for as an offering cost in accordance with ASC 340-10-S99-1, “Other Assets and Deferred Costs” (“ASC 340”). Accordingly, the offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants and redeemable Public Shares were deferred and charged to permanent shareholder’s equity (deficit) at the Initial Public Offering. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 80,000 Representative Shares was $777,536 or $9.72 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third-party valuation team which takes into consideration the following market assumptions; (i) volatility of 8.8%, (ii) risk-free rate of 4.05%, and (ii) probability of de-SPAC and market adjustment of 12.8%.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Initial Public Offering. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of the Initial Public Offering except to any underwriters and selected dealer participating in the Initial Public Offering and their officers or partners, registered persons or affiliates or as otherwise permitted under FINRA Rule 5110(e)(2).

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 (unaudited) and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 332,000 Class A ordinary shares issued or outstanding, excluding 8,000,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 3,418,571 and as of December 31, 2025, there were 3,942,857 of which 514,286 were subject to forfeiture. As of June 30, 2026 (unaudited), there were 3,428,571 Class B ordinary shares. As of December 31, 2025, there were 3,942,857 Class B ordinary shares (up to 514,286 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised). Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law. On June 5, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 514,286 Founder Shares were forfeited.

In connection with the initial Business Combination, the Company may enter into a shareholder’s agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — WARRANTS

As of June 30, 2026, there were 8,000,000 Public Warrants and 252,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months after this registration statement is declared effective by the SEC. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial shareholders prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 60% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$80,673,358	$—

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statement of operations.

The initial fair value of the over-allotment option liability was $63,000. The fair value of the over-allotment option liability was subsequently decreased by $10,500, and the remaining liability of $52,500 was forfeited, resulting in a $0 balance as of June 30, 2026. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 26, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free rate	3.70%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

The fair value of the Public Warrants issued in the Initial Public Offering is $2,246,400, or $0.2808 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholder’s equity (deficit) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

May 26, 2026
Volatility	8.8%
Risk-free rate	4.05%
Share price	$9.72
Weighted term (years)	2.40
Market pricing adjustment	12.8%

NOTE 10 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has only one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$662,441	$—
Cash and marketable securities held in Trust Account	$80,673,358	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$168,262	$183,350
Interest earned on marketable securities held in Trust Account	$273,358	$273,358

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

The CODM reviews general and administrative fees to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative fees to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands as an exempted company on August 20, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur and continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $168,096, which consisted of interest earned on marketable securities held in Trust account of $273,358 and $63,000 change in fair value of overallotment liability, offset by general and administrative costs of $168,262.

For the six months ended June 30, 2026, we had a net income of $153,008, which consisted of interest earned on marketable securities held in Trust account of $273,358 and $63,000 change in fair value of overallotment liability, offset by general and administrative costs of $183,350.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2026, net cash used in operating activities was $0. Net income of $153,008 was affected by the general and administrative costs paid through promissory note – related party of $52,539, change in fair value of over-allotment liability $63,000, interest earned on marketable securities held in Trust account of $273,358and changes in operating assets and liabilities of $153,081.

As of June 30, 2026, we had marketable securities held in the Trust Account of $80,673,358 (including $273,358 of interest income) consisting of money market funds with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $662,441. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from issuance of these unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 26, 2026, the full over-allotment option remained open. On June 5, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 1,200,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.10 per Unit, or $800,000, which was paid at the closing of the Initial Public Offering.

The Company issued 80,000 Representative Shares to the representative of the underwriters upon the consummation of the Initial Public Offering.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we used a third party valuator to determine the fair value of our Public Warrants, Representative Shares and Over-allotment liability at the IPO. The Company has not identified any other significant estimates as of June 30, 2026.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 21, 2026, by and between the Company and D. Boral Capital, LLC, as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of May 21, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated May 21, 2026, by and among the Company, the Sponsor, the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated as of May 21, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated as of May 21, 2026, by and among the Company, the Sponsor and certain security holders of the Company. (1)
10.4	Private Placement Units Purchase Agreement, dated May 21, 2026, by and between the Company and the Sponsor. (1)
10.5	Founder Shares and Private Placement Units Purchase Agreement, dated May 21, 2026, by and among the Company, the Sponsor and the third-party investor signatories. (1)
10.6	Indemnity Agreement, dated as of May 21, 2026, by and between the Company and Shahal M. Khan. (1)
10.7	Indemnity Agreement, dated as of May 21, 2026, by and between the Company and Roman Livson. (1)
10.8	Indemnity Agreement, dated as of May 21, 2026, by and between the Company and Leon Golden. (1)
10.9	Indemnity Agreement, dated as of May 21, 2026, by and between the Company and Sergey Alekseev. (1)
10.10	Indemnity Agreement, dated as of May 21, 2026, by and between the Company and Scott E. Young. (1)
10.11	Administrative Services Agreement, dated May 21, 2026, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURTECH ACQUISITION CORP II

Date: August 13, 2026	By:	/s/ Shahal M. Khan
	Name:	Shahal M. Khan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Roman V. Livson
	Name:	Roman V. Livson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)