Form 10-Q
period 2026-09-30
Burtech Acquisition Corp II
filed 2026-11-12
CIK 2098707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, there were 8,332,000 Class A ordinary shares, $0.0001 par value and 3,428,571 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BURTECH ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 20, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and for the Period from August 20, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 20, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

 i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BURTECH ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(UNAUDITED)
ASSETS
Current Assets
Cash	$646,680	$—
Prepaid expense	137,564	3,873
Total Current Assets	784,244	3,873
Cash and marketable securities held in Trust Account	81,410,058	—
Deferred offering costs	—	61,717
TOTAL ASSETS	$82,194,302	$65,590

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$184,463	$31,650
Accrued offering costs	92,491	26,700
Promissory note – related party	158,202	37,420
Total Current Liabilities	435,156	95,770
Total Liabilities	435,156	95,770

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,000,000 shares at a redemption value of $10.18 per share as of September 30, 2026 and no shares outstanding as of December 31, 2025	81,410,058	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 332,000 shares and no shares issued and outstanding (except for 8,000,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	33	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,428,571 and 3,942,857 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)(2)	343	394
Additional paid-in capital	—	24,606
Retained earnings (accumulated deficit)	348,712	(55,180)
Total Shareholders’ Equity (Deficit)	349,088	(30,180)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$82,194,302	$65,590

(1)	As of December 31, 2025, includes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On June 5, 2026, the full over-allotment option expired unexercised.

(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, resulting in 3,942,857 Class B ordinary shares issued and outstanding. All share and per-share data have been retrospectively presented. On June 5, 2026, the over-allotment option expired unexercised and 514,286 Class B ordinary shares were forfeited, resulting in 3,428,571 Class B ordinary shares issued and outstanding as of September 30, 2026.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 20, 2025 (Inception) Through September 30,
	2026	2026	2025
General and administrative costs	$170,876	$354,226	$23,530
Loss from operations	(170,876)	(354,226)	(23,530)

Other income:
Change in fair value of over-allotment option liability	—	63,000	—
Interest earned on marketable securities held in Trust Account	736,700	1,010,058	—
Total other income	736,700	1,073,058	—

Net income (loss)	$565,824	$718,832	$(23,530)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	8,332,000	3,876,059	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.10	—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	3,428,571	3,428,571	3,428,571
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.10	$(0.01)

(1)	Excludes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On June 5, 2026, the full over-allotment option expired unexercised.

(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, resulting in 3,942,857 Class B ordinary shares issued and outstanding. All share and per-share data have been retrospectively presented. On June 5, 2026, the over-allotment option expired unexercised and 514,286 Class B ordinary shares were forfeited, resulting in 3,428,571 Class B ordinary shares issued and outstanding as of September 30, 2026.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit)	(Deficit)
Balance — January 1, 2026	—	$—	3,942,857	$394	$24,606	$(55,180)	$(30,180)

Net loss	—	—	—	—	—	(15,088)	(15,088)

Balance – March 31, 2026 (unaudited)	—	—	3,942,857	394	24,606	(70,268)	(45,268)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,043,877)	—	(5,043,877)

Sale of 252,000 Private Placement Units	252,000	25	—	—	2,519,975	—	2,520,000

Fair value of Public Warrants at issuance	—	—	—	—	2,246,400	—	2,246,400

Fair value of representative shares deferred until IPO	80,000	8	—	—	777,528	—	777,536

Allocated value of transaction costs to warrants	—	—	—	—	(102,923)	—	(102,923)

Forfeiture of Founder Shares	—	—	(514,286)	(51)	51	—	—

Net income	—	—	—	—	—	168,096	168,096

Balance – June 30, 2026 (unaudited)	332,000	33	3,428,571	343	421,760	97,828	519,964

Accretion for Class A ordinary shares to redemption amount	—		—	—	(421,760)	(314,940)	(736,700)

Net income	—	—	—	—	—	565,824	565,824

Balance – September 30, 2026 (unaudited)	332,000	$33	3,428,571	$343	$—	$348,712	$349,088

FOR THE PERIOD FROM AUGUST 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	Equity
Balance — August 20, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)(2)	—	—	3,942,857	394	24,606	—	25,000

Net loss	—	—	—	—	—	(23,530)	(23,530)

Balance – September 30, 2025	—	$—	3,942,857	$394	$24,606	$(23,530)	$1,470

(1)	As of December 31, 2025, includes an aggregate of up to 514,286 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On June 5, 2026, the full over-allotment option expired unexercised.

(2)	On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, resulting in 3,942,857 Class B ordinary shares issued and outstanding. All share and per-share data have been retrospectively presented. On June 5, 2026, the over-allotment option expired unexercised and 514,286 Class B ordinary shares were forfeited, resulting in 3,428,571 Class B ordinary shares issued and outstanding as of September 30, 2026.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from August 20, 2025 (Inception) Through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$718,832	$(23,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs in exchange for issuance of Class B ordinary shares	—	11,110
General and administrative costs paid through promissory note – related party	52,539	—
Change in fair value of over-allotment liability	(63,000)	—
Interest earned on marketable securities held in Trust Account	(1,010,058)	—
Changes in operating assets and liabilities:
Prepaid expense	(134,937)	—
Accounts payable and accrued expenses	136,971	12,420
Net cash used in operating activities	(299,653)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(80,400,000)	—
Net cash used in investing activities	(80,400,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	79,200,000	—
Proceeds from sale of Private Placement Units	2,520,000	—
Payment of offering costs	(373,667)	—
Net cash provided by financing activities	81,346,333	—

Net Change in Cash	646,680	—
Cash – Beginning of period	—	—
Cash – End of period	$646,680	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$85,273	$—
Deferred offering costs paid through promissory note – related party	$65,616	$25,000
Prepaid services paid by Sponsor through the promissory note – related party	$2,627	$—
Over-allotment option liability	$63,000	$—
Forfeiture of Founder Shares	$51	$—
Deferred offering costs applied against prepayment	$3,873	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026 (unaudited), the Company had not yet commenced operations. All activity for the period from August 20, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination and generates non-operating income in the form of interest and/or dividend income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives approval by way of an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Pursuant to the letter agreement dated May 21, 2026, the initial shareholders, directors and officers have agreed to waive (1) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Articles (A) to modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Completion Window (as defined below) or (B) with respect to any other material provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Completion Window).

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering, or by August 26, 2027, or up to 21 months from the closing of the Initial Public Offering, after two three-month extensions, upon the deposit by the Sponsor into the Trust Account of $0.10 per public Class A ordinary share issued and outstanding, for each three-month extension (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be less taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity, Capital Resources and Going Concern

At September 30, 2026 (unaudited), the Company had $646,680 cash and a working capital of $349,088.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The private units would be identical to the Private Placement Units.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is unable to complete a Business Combination by August 26, 2027, the Company will cease all operations except for the purpose of winding up, redeem the Public Shares and, subject to the approval of the remaining shareholders and the Company’s directors, liquidate and dissolve. There can be no assurance that the Completion Window will be extended. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not be consummated within the Completion Window, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from issuance of these unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $646,680 in cash and no cash equivalents as of September 30, 2026 (unaudited). As of December 31, 2025, the Company did not have any cash or cash equivalents.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 (unaudited), the assets held in the Trust Account, amounting to $81,410,058, were held in money market funds which are invested primarily in U.S. Treasury Securities. The money market funds held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of money market funds held in the Trust Account are determined using available market information. As of December 31, 2025, there were no assets held in Trust Account.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ equity (deficit) as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 (unaudited) and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrants (see Note 9).

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) retained earnings and accumulated deficit. Accordingly, as of September 30, 2026 (unaudited), Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. As of September 30, 2026 (unaudited), the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$80,000,000
Less:
Proceeds allocated to Public Warrants	(2,246,400)
Proceeds allocated to over-allotment option liability	(63,000)
Allocated issuance costs	(2,061,119)
Plus:
Accretion of carrying value to redemption value	5,043,877
Class A ordinary shares subject to possible redemption, June 30, 2026	80,673,358
Plus:
Accretion of carrying value to redemption value	736,700
Class A ordinary shares subject to possible redemption, September 30, 2026	$81,410,058

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 8,252,000 Class A ordinary shares, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 20, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$400,869	$164,955	$381,434	$337,398	$—	$(23,530)
Denominator:
Basic and diluted weighted average shares outstanding	8,332,000	3,428,571	3,876,059	3,428,571	—	3,428,571
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.10	$0.10	$—	$(0.01)

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

SEPTEMBER 30, 2026

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

NOTE 5 — RELATED PARTIES

Founder Shares

On August 22, 2025, the Sponsor received 12,321,429 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor. On April 17, 2026, the Sponsor surrendered 7,392,858 Class B ordinary shares for no consideration. On May 21, 2026, the Sponsor further surrendered 985,714 Class B ordinary shares for no consideration, resulting in the Sponsor holding 3,942,857 Class B ordinary shares (up to 514,286 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per-share data have been retrospectively presented. On June 5, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 514,286 Founder Shares were forfeited, and the Sponsor holds 3,428,571 Founder Shares as of September 30, 2026.

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

General and Administrative Services

The Company entered into an agreement, commencing on May 21, 2026, the date that the Company’s securities were first listed with Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $64,839 in general and administrative services fees, respectively, of which $64,839 was included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2026 (unaudited).

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units of the post-business combination entity at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 (unaudited) and December 31, 2025, there were no Working Capital Loans outstanding.

Promissory Note — Related Party

On August 22, 2025, the Sponsor agreed to loan the Company up to $500,000. The loan is non-interest bearing, unsecured and is due at the earlier of July 31, 2026, as amended, or the closing of the Initial Public Offering. As of May 26, 2026, the Company had borrowed $158,202 under such promissory note, which is still outstanding at September 30, 2026 (unaudited) and due on demand. Borrowings under the promissory note are no longer available.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Representative Shares

The Company issued 80,000 Class A ordinary shares (“Representative Shares”) to the underwriters or their designee, for nominal consideration. With regard to the Representative Shares, the underwriters have agreed (i) not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete its initial Business Combination within the Completion Window. After evaluating the authoritative guidance noted above, the Representative Shares were issued to the Underwriters in exchange for the service of underwriting the Company’s Initial Public Offering. It is determined the transaction shall be recorded in accordance with ASC 718, “Compensation – Stock Compensation – Overall” (“ASC 718”). Further, the issuance of the Representative Shares to the Underwriters should be accounted for as an offering cost in accordance with ASC 340-10-S99-1, “Other Assets and Deferred Costs” (“ASC 340”). Accordingly, the offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the redeemable Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ equity (deficit), upon the completion of the Initial Public Offering. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 80,000 Representative Shares was $777,536 or $9.72 per share. The Company established the initial fair value of the Representative Shares using a calculation prepared by a third-party valuation team which takes into consideration the following market assumptions: (i) volatility of 8.8%, (ii) risk-free rate of 4.05%, and (iii) probability of de-SPAC and market adjustment of 12.8%.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 (unaudited) and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 (unaudited), there were 332,000 Class A ordinary shares issued and outstanding, excluding 8,000,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 (unaudited), there were 3,428,571 Class B ordinary shares issued and outstanding. As of December 31, 2025, there were 3,942,857 Class B ordinary shares (up to 514,286 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised). Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law. On June 5, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 514,286 Founder Shares were forfeited, resulting in 3,428,571 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANTS

As of September 30, 2026 (unaudited), there were 8,000,000 Public Warrants and 252,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months after the effective date of the registration statement for the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

NOTE 9 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of September 30, 2026 (unaudited) and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026 (unaudited)	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$81,410,058	$—

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the unaudited condensed statements of operations.

The initial fair value of the over-allotment option liability was $63,000. The fair value of the over-allotment option liability was subsequently decreased by $10,500, and the remaining liability of $52,500 was forfeited, resulting in a $0 balance as of September 30, 2026 (unaudited). The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models and assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 26, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free rate	3.70%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

The fair value of the Public Warrants issued in the Initial Public Offering is $2,246,400, or $0.2808 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ equity (deficit) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

May 26, 2026
Volatility	8.8%
Risk-free rate	4.05%
Share price	$9.72
Weighted term (years)	2.40
Market pricing adjustment	12.8%

BURTECH ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30, 2026 (unaudited)	December 31, 2025
Cash	$646,680	$—
Cash and marketable securities held in Trust Account	$81,410,058	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 20, 2025 (Inception) Through September 30,
	2026	2026	2025
General and administrative costs	$170,876	$354,226	$23,530
Interest earned on marketable securities held in Trust Account	$736,700	$1,010,058	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur and continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $565,824, which consisted of interest earned on marketable securities held in Trust account of $736,700, offset by general and administrative costs of $170,876.

For the nine months ended September 30, 2026, we had a net income of $718,832, which consisted of interest earned on marketable securities held in Trust account of $1,010,058 and change in fair value of overallotment liability of $63,000, offset by general and administrative costs of $354,226.

For the period from August 20, 2025 (inception) through September 30, 2025, we had a net loss of $23,530, which consisted of formation and general and administrative costs of $23,530.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $299,653. Net income of $718,832 was affected by the general and administrative costs paid through promissory note – related party of $52,539, change in fair value of over-allotment liability of $63,000, interest earned on marketable securities held in Trust account of $1,010,058 and changes in operating assets and liabilities provided $2,034 of cash for operating activities.

For the period from August 20, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $23,530 was affected by prepaid expenses applied to formation costs of $11,110 and changes in operating assets and liabilities provided $12,420 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $81,410,058 (including $1,010,058 of interest income) consisting of money market funds with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $646,680. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is unable to complete a Business Combination by August 26, 2027, the Company will cease all operations except for the purpose of winding up, redeem the Public Shares and, subject to the approval of the remaining shareholders and the Company’s directors, liquidate and dissolve. There can be no assurance that the Completion Window will be extended. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not be consummated within the Completion Window, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from issuance of these unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

General and Administrative Services

The Company entered into an agreement, commencing on May 21, 2026, the date that the Company’s securities were first listed with Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $64,839 in general and administrative services fees, respectively, of which $64,839 was included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2026.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we used a third party valuator to determine the fair value of our Public Warrants, Representative Shares and Over-allotment liability at the IPO. The Company has not identified any other significant estimates as of September 30, 2026.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 252,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, in a separate private placement (the “Private Placement” and the Class A ordinary share and the warrant included in the Private Placement Units, the “Private Placement Securities”) to Burtech Sponsor II LLC (the “Sponsor”) and third-party investors, generating gross proceeds of $2,520,000. Of those 252,000 Private Placement Units, the Sponsor purchased 222,000 Private Placement Units and the third-party investors purchased 30,000 Private Placement Units. In addition, we issued 80,000 Class A ordinary shares to the underwriters as compensation. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 180 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $80,400,000 was placed in the Trust Account.

We paid a total of $1,386,506, consisting of $800,000 cash underwriting fees and $586,506 of other offering costs.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BURTECH ACQUISITION CORP II

Date: November 12, 2026	By:	/s/ Shahal M. Khan
	Name:	Shahal M. Khan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Roman V. Livson
	Name:	Roman V. Livson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)